Form 10QSB
period 2001-03-31
DIVIA COM INC
filed 2001-05-31
CIK 1121165

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943

For the transition period from ______________to____________________

                  Commission File number:  000-31251

                             DIVIA.COM, INC.
             (Name of small business issuer in its charter)

             Nevada                           88-0468251
      (State of organization)	     (I.R.S. Employer Identification No.)

             2980 S. Rainbow, Suite 210C, Las Vegas  NV  89146
                  (Address of Principal executive offices)

                 Issuers telephone number:  (702) 212-4588

Check whether the issuer (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes____x____ No __________.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 3,000,000
























Part I.

Item 1.  Financial Statements.

                                DIVIA.COM, INC.
                        (A Development Stage Company)
                                BALANCE SHEET

                                    January1,2000     MARCH 31, 2001

ASSETS                              $________-           $_________-

LIABILITIES AND STOCKHOLDERS EQUITY
    Liabilities                     $________-           $_________-

STOCKHOLDERSS EQUITY
Common Stock, $0.001 par value;
    25,000,000 shares authorized,
    3,000,000 shares issued and
       outstanding                      3,000                 3,000
Additional paid-in capital                500                   500
Deficit accumulated during
   the development stage              (3,500)                (3,500)
   Total stockholders equity          ______-                ______-

Total liabilities and
   stockholders equity               $______-               $______-


                                DIVIA.COM, INC.
                        (A Development Stage Company)
                            STATEMENT OF OPERATIONS

                       July 24,2000 (inception)-       January 1,2000 -
                            January 1, 2000              March 31, 2001
Revenue                       $       -                     $      -

General and administrative
      expenses                     3,500                        3,500
Loss from operations before
      provision for income
      taxes                       (3,50)                       (3,500)

Provision for income taxes             -                             -

Net Loss                       $  (3,500)                   $  (3,500)

Net Loss per share - basic
      and diluted             $________-                    $________-

Weighted average number of
      common shares
      Outstanding              3,000,000                    3,000,000
                               ---------                    ---------







                                 DIVIA.COM, INC.
                          (A Development Stage Company)
                         STATEMENT OF STOCKHOLDER EQUITY
                  JULY 24, 2000 (INCEPTION) TO JANUARY 1, 2000
                     JANUARY 1, 2000 TO MARCH 31, 2001

                                                      Deficit
                                                    Accumulated
                                          Additional  Duringthe
                           Common Stock    Paid-in   Development
                          Shares   Amount  Capital      Stage    Total
                          ------- --------  --------  ---------  ------

Balance, July 24, 2000          - $      -  $      -   $      -  $    -

Issuance of shares for
 Services - July 24, 2000 3,000,000  3,000         -          -   3,000

Expenses paid by
     shareholder                -        -       500          -     500

Net Loss                        -        -         -     (3,500)(3,500)
                        ---------  -------  --------  --------- -------
Balance,
 JANUARY 1, 2000        3,000,000  $ 3,000  $    500  $  (3,500)$     -
                        ---------  -------  --------  --------- -------
Balance,
 March 31, 2001         3,000,000  $ 3,000  $   500   $ (3,500) $    -
                        ---------  -------  --------  --------- -------


                               DIVIA.COM, INC.
                        (A Development Stage Company)
                          STATEMENT OF OPERATIONS
                JULY 24, 2000 (INCEPTION) TO JANUARY 1, 2000
                     JANUARY 1, 2000 TO MARCH 31, 2001


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   $(3,500)
   Stock issued for services                                    3,000
   Expenses paid by shareholder                                   500
                                                               -------
NET CASH USED IN OPERATING ACTIVITES                                 -

CASH AND CASH EQUIVALENTS - July 24, 2000                            -
                                                               -------
CASH AND CASH EQUIVALENTS - JANUARY 1, 2000                    $     -
                                                               -------
CASH AND CASH EQUIVALENTS - MARCH 31, 2001                     $     -
                                                               -------
The accompanying notes are an integral part of these financial statements.








                                DIVIA.COM, INC.
                        (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2001

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Nature of Operations
Divia.com, Inc. (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO. 7. The Company was incorporated under the laws of the state of Nevada on July 24, 2000.

Interim Financial Information
The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosured normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 21, 2001 are not necessarily indicative of results of operations to be expected for the full year.



SUPPLEMENTAL INFORMATION:
   During the period from January 1, 2000 to March 31, 2001, the Company paid no cash for interest or income taxes.



Item 2.  Management's Discussion and Analysis or Plan of Operation.

Although Management believes that the expectations reflected in these orward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.












Plan of operation - general

Divia plans to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. At this time, Divia has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company and Divia has not identified any specific business or a company for investigation and evaluation. No member of Management or any promoter of Divia, or an affiliate of either, has had any material discussions with any other company with respect to any acquisition of Divia.

Divia will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature.

Discussion of the proposed business under this caption and throughout this Registration Statement is purposefully general and is not meant to restrict Divia's virtually unlimited discretion to search for and enter into a business combination. Divia may seek a combination with a firm which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company.

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



The assets of the acquired business will ordinarily secure the borrowing involved in a leveraged transaction. If that business were not able to generate sufficient revenues to make payments on the debt incurred by Divia to acquire that business, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that Divia must commit to acquire a business, may correspondingly increase the risk of loss to Divia.

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

Divia has insufficient capital with which to provide the owners of businesses significant cash or other assets. Management believes Divia will offer owners of businesses the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. However, a business that conducts a public will raise capital, but will not raise capital as a result of merging with Divia. The owners of the businesses will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. Divia will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Forms 8-K, agreements, and related reports and documents. At a minimum, It will be necessary to file a Form 8K. Additionally, 10Qs and 10Ks will need to be filed as necessary.

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

Sources of opportunities

Divia will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officer and director as well as indirect associations between them and other business and professional people. It is not presently anticipated that Divia will engage professional firms specializing in business acquisitions or reorganizations. Management, while not especially experienced in matters relating to the new business of Divia, will rely upon their own efforts and, to a much lesser extent, the efforts of Divia's shareholders, in accomplishing the business purposes of Divia It is not anticipated that any outside consultants or advisors, other than Divia's legal counsel and accountants, will be utilized by Divia to effectuate its business purposes described herein. However, if Divia does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as Divia has no cash assets with which to pay such obligation. There have been no discussions, understandings, contracts or agreements with any outside consultants and none are anticipated in the future.

In the past, Divia's management has never used outside consultants or advisors in connection with a merger or acquisition. As is customary in the industry, a finder's fee for locating an acquisition prospect may be necessary. If any such fee is paid, it will have to be approved and paid for by the target candidate because Divia has no cash. Any such payment would be done in accordance with industry standards.

Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction. Management has adopted a policy that such a finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of Divia, if such person plays a material role in bringing a transaction to Divia.

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




1. the available technical, financial and managerial resources
2. working capital and other financial requirements
3. history of operation, if any
4. prospects for the future
5. present and expected competition
6. the quality and experience of management services which may be available and the depth of that management
7. the potential for further research, development or exploration
8. specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of Divia
9. the potential for growth or expansion
10.the potential for profit
11.the perceived public recognition or acceptance of products, services or trades
12.name identification

Management will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, Divia intends to utilize written reports and personal investigation to evaluate the above factors. Divia will not acquire or merge with any company for which audited financial statements cannot be obtained. Opportunities in which Divia participates will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. Divia's shareholders must, therefore, depend on Management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to Divia's participation.) Even after Divia's participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies, which may not succeed. Divia and, therefore, its shareholders will assume such risks.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention as well as substantial costs for accountants, attorneys, and others. If a decision were made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss by Divia of the related costs incurred. There is the additional risk that Divia will not find a suitable target. Management does not believe Divia will generate revenue without finding and completing a transaction with a suitable target company. If no such target is found, therefore, no return on an investment in Divia will be realized, and there will not, most likely, be a market for Divia's stock.










Acquisition of opportunities

In implementing a structure for a particular business acquisition, Divia may become a party to a merger, consolidation, reorganization, joint venture, franchise, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. Once a transaction is complete, it is possible that the present management and shareholders of Divia will not be in control of Divia. In addition, a majority or all of Divia's officer and director may, as part of the terms of the transaction, resign and be replaced by new officer and director without a vote of Divia's shareholders.

It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, Divia may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market, which may develop in Divia's Common Stock, may have a depressive effect on such market. While the actual terms of a transaction to which Divia may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code").

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

As part of Divia's investigation, officers and directors of Divia will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of Divia's limited financial resources and management expertise. The manner in which Divia participates in an opportunity with a target company will depend on the nature of the opportunity, the respective needs and desires of Divia and other parties, the management of the opportunity, and the relative negotiating strength of Divia and such other management. With respect to any mergers or acquisitions, negotiations with Target Company, management will be expected to focus on the percentage of Divia, which the target company's shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, Divia's shareholders will, in all likelihood, hold a lesser percentage ownership interest in Divia following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event Divia acquires a target company with substantial assets. Any merger or acquisition effected by Divia can be expected to have a significant dilutive effect on the percentage of shares held by Divia then shareholders, including purchasers in this offering. Management has advanced, and will continue to advance, funds, which shall be used by Divia in identifying and pursuing agreements with target companies. Management anticipates that these funds will be repaid from the proceeds of any agreement with the target company, and that any such agreement may, in fact, be contingent upon the repayment of those funds.

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

Competition

Divia is an insignificant participant among firms, which engage in business combinations with, or financing of, development-stage enterprises. There are many established management and financial consulting companies and venture capital firms, which have significantly greater financial and personal resources, technical expertise and experience than Divia. In view of Divia's limited financial resources and management availability, Divia will continue to be at significant competitive disadvantage vis-a-vis the Divia competitors. Divia will be at a disadvantage with other companies having larger technical staffs, established market shares and greater financial backing.

Regulation and taxation

The Investment Company Act of 1940 defines an "investment company." as an issuer, which is or holds it out as being engaged primarily in the business of investing, reinvesting or trading securities. While Divia does not intend to engage in such activities, Divia may obtain and hold a minority interest in a number of development stage enterprises. Divia could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review Divia's activities from time to time with a view toward reducing the likelihood Divia could be classified as an "investment company." Divia intends to structure a merger or acquisition in such manner as to minimize Federal and state tax consequences to Divia, and to any target company.

Employees

Divia's only employees at the present time are its officer and director, who will devote, as much time as the Board of Director determine is necessary to carry out the affairs of Divia. (See "Management").

Mr. Lovell, Mr. Shaikh, and Mr. Thomas's time devotion to Divia would be estimated at 10 hours a month until further fundraising or a merger/acquisition.




                                    PART II

Item 1.  Legal Proceedings.

N/A

Item 2.  Changes in Securities and Use of Proceeds.

N/A

Item 3.  Defaults Upon Senior Securities.

N/A

Item 4.  Submission of Matters to a Vote of Security Holders.

N/A

Item 5.  Other Information.

N/A

Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits

3.1 Articles of Incorporation (incorporated by reference in Company's Form 10SB12G filed on 8/4/2000.

3.2 By-Laws (incorporated by reference in Company's Form 10SB12G filed on 8/4/2000.


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