Form 10QSB
period 2001-06-30
DIVIA COM INC
filed 2001-09-17
CIK 1121165

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001.

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

























Part I.

Item 1.  Financial Statements. (unaudited)

                                DIVIA.COM, INC.
                        (A Development Stage Company)
                                BALANCE SHEET
                                 (unaudited)

                                  June 30, 2001

ASSETS                              $________-

LIABILITIES AND STOCKHOLDERS EQUITY
    Liabilities                     $________-

STOCKHOLDERSS EQUITY
Common Stock, $0.001 par value;
    25,000,000 shares authorized,
    3,000,000 shares issued and
       outstanding                      3,000
Additional paid-in capital                500
Deficit accumulated during
   the development stage              (3,500)
Total stockholders equity             ______-

Total liabilities and
   stockholders equity               $______-


                                DIVIA.COM, INC.
                        (A Development Stage Company)
                            STATEMENT OF OPERATIONS
                                 (unaudited)

              July 24,2000 (inception)-  6 months ending 3 months ending
                     June 30, 2001         June 30, 2001   June 30, 2001
                    ---------------        -------------   -------------
Revenue                $       -              $      -        $      -

General and
 administrative
 expenses                  3,500                     -               -
Loss from operations   ----------           -----------       ---------
 before provision
 for income taxes         (3,500)                    -               -

Provision for income
  taxes                         -                    -               -

Net Loss               $  (3,500)            $       -       $       -
                        ---------           -----------       ---------
Net Loss per share -
 basic and diluted     $________-             $_______-       $_______-
                        -------               --------         --------
Weighted average
 number of common
 shares Outstanding    3,000,000             3,000,000        3,000,000
                       ---------             ---------        ---------








                                 DIVIA.COM, INC.
                          (A Development Stage Company)
                         STATEMENT OF STOCKHOLDER EQUITY
                  JULY 24, 2000 (INCEPTION) TO Dec 31, 2000
                       6 Month period ended June 30, 2000
                                  (unaudited)
                                                      Deficit
                                                    Accumulated
                                          Additional  Duringthe
                           Common Stock    Paid-in   Development
                          Shares   Amount  Capital      Stage    Total
                          ------- --------  --------  ---------  ------

Balance, July 24, 2000          - $      -  $      -   $      -  $    -

Issuance of shares for
 Services - July 24, 2000 3,000,000  3,000         -          -   3,000

Expenses paid by
     shareholder                -        -       500          -     500

Net Loss                        -        -         -     (3,500)(3,500)
                        ---------  -------  --------  --------- -------
Balance,
 Dec 31, 2000           3,000,000  $ 3,000  $    500  $  (3,500)$     -
                        ---------  -------  --------  --------- -------
Balance,
 June 30, 2001          3,000,000  $ 3,000  $    500  $  (3,500)$     -
                        ---------  -------  --------  --------- -------


                               DIVIA.COM, INC.
                        (A Development Stage Company)
                          STATEMENT OF OPERATIONS
                JULY 24, 2000 (INCEPTION) TO June 30, 2001
                     6 Month period ending June 30, 2001
                                (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   $(3,500)
   Stock issued for services                                    3,000
   Expenses paid by shareholder                                   500
                                                               -------
NET CASH USED IN OPERATING ACTIVITES                                 -

CASH AND CASH EQUIVALENTS - July 24, 2000                            -
                                                               -------
CASH AND CASH EQUIVALENTS - June 30, 2001                      $     -
                                                               -------
The accompanying notes are an integral part of these financial statements.








                                DIVIA.COM, INC.
                        (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
                                June 30, 2001
                                 (unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Nature of Operations
Divia.com, Inc. (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO. 7. The Company was incorporated under the laws of the state of Nevada on July 24, 2000.

Interim Financial Information
The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosured normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of results of operations to be expected for the full year.



SUPPLEMENTAL INFORMATION:
   During the period from Dec 31, 2000 to June 30, 2001, the Company paid no cash for interest or income taxes.



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